Form 10-K/A
period 1997-12-31
NORWEST ASSET SECURITIES CORP MORT PASS THRO CERT SER 1997-8
filed 2000-02-14
CIK 1038196

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                 Amendment No. 1


(Mark One)

/ x / Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997

/   /  Transition report pursuant to section 13 or 15(d) of the Securities
       Exchange Act of 1934

Commission File No.:  333-21263-04



                         Norwest Asset Securities Corporation,
                Mortgage Pass-Through Certificates, Series 1997-08 Trust
                 (Exact name of registrant as specified in its charter)

New York                                             52-2041032
(State or other jurisdiction                        (I.R.S. Employer
of incorporation or organization)                   Identification No.)


c/o Norwest Bank Minnesota, N.A.
11000 Broken Land Parkway
Columbia, MD                                         21044
(Address of principal executive                     (Zip Code)
offices)

Registrant's telephone number, including area code (410) 884-2000


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

Yes    X                No__


This Amendment No. 1 on Form 10-K/A amends Item 14 of the original Annual Report on Form 10-K (the "Original Form 10-K") filed on March 26, 1998, on behalf of Norwest Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1997-08 Trust (the "Trust"), established pursuant to a Pooling and Servicing Agreement among Norwest Asset Securities Corporation, as Seller, Norwest Bank Minnesota, National Association, as Master Servicer, Firstar Trust Company, as Trustee, and First Union National Bank of North Caroline, as Trust Administrator, pursuant to which the Norwest Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 1997-08 registered under the Securities Act of 1933 (the "Certificates") were issued.

Item 14 of the Original Form 10-K is amended to read in its entirety as follows:

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Exhibits

          99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a)  Cimarron Mortgage Company, as Servicer<F1>
               (b)  Countrywide Credit Industries, Inc., as Servicer<F1>
               (c)  First Union Mtg. Corp., as Servicer<F1>
               (d)  National City Mortgage Company, as Servicer <F1>
               (e)  Norwest Mortgage, Inc., as Servicer <F1>
               (f)  The Huntington Mortgage Co., as Servicer <F1>
               (g)  Sun Trust Mortgage Inc., as Servicer <F1>

          99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a)  Cimarron Mortgage Company, as Servicer<F1>
               (b)  Countrywide Credit Industries, Inc., as Servicer<F1>
               (c)  First Union Mtg. Corp., as Servicer<F1>
               (d)  National City Mortgage Company, as Servicer <F1>
               (e)  Norwest Mortgage, Inc., as Servicer <F1>
               (f)  The Huntington Mortgage Co., as Servicer <F1>
               (g)  Sun Trust Mortgage Inc., as Servicer <F1>

         99.3 Annual Statements of Compliance under the Pooling and Servicing Agreements for the year ended December 31, 1997.

               (a)  Cimarron Mortgage Company, as Servicer<F1>
               (b)  Countrywide Credit Industries, Inc., as Servicer<F1>
               (c)  First Union Mtg. Corp., as Servicer<F1>
               (d)  National City Mortgage Company, as Servicer <F1>
               (e)  Norwest Mortgage, Inc., as Servicer <F1>
               (f)  The Huntington Mortgage Co., as Servicer <F1>
               (g)  Sun Trust Mortgage Inc., as Servicer <F1>

          99.4  Aggregate Statement of Principal and Interest
                Distributions to Certificate Holders.<F2>

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

     (c)  Not applicable.

     (d)  Omitted.

<F1>  Filed herewith.
<F2> Previously filed.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

                      Norwest Asset Securities Corporation,
                       Mortgage Pass-Through Certificates,
                               Series 1997-08 Trust

Signed     NORWEST BANK MINNESOTA, N.A.,
           as Master Servicer
By:        /s/Sherri J. Sharps

By:        Sherri J. Sharps
Title:     Vice President
Dated:     2/10/2000



EXHIBIT INDEX

Exhibit No.

99.1 Annual Independent Accountants' Servicing Reports concerning servicing activities for the year ended December 31, 1997.

               (a)  Cimarron Mortgage Company, as Servicer<F1>
               (b)  Countrywide Credit Industries, Inc., as Servicer<F1>
               (c)  First Union Mtg. Corp., as Servicer<F1>
               (d)  National City Mortgage Company, as Servicer <F1>
               (e)  Norwest Mortgage, Inc., as Servicer <F1>
               (f)  The Huntington Mortgage Co., as Servicer <F1>
               (g)  Sun Trust Mortgage Inc., as Servicer <F1>

99.2 Report of Management as to Compliance with Minimum Servicing Standards for the year ended December 31, 1997.

               (a)  Cimarron Mortgage Company, as Servicer<F1>
               (b)  Countrywide Credit Industries, Inc., as Servicer<F1>
               (c)  First Union Mtg. Corp., as Servicer<F1>
               (d)  National City Mortgage Company, as Servicer <F1>
               (e)  Norwest Mortgage, Inc., as Servicer <F1>
               (f)  The Huntington Mortgage Co., as Servicer <F1>
               (g)  Sun Trust Mortgage Inc., as Servicer <F1>

99.3 Annual Statements of Compliance for the year ended December 31, 1997.

               (a)  Cimarron Mortgage Company, as Servicer<F1>
               (b)  Countrywide Credit Industries, Inc., as Servicer<F1>
               (c)  First Union Mtg. Corp., as Servicer<F1>
               (d)  National City Mortgage Company, as Servicer <F1>
               (e)  Norwest Mortgage, Inc., as Servicer <F1>
               (f)  The Huntington Mortgage Co., as Servicer <F1>
               (g)  Sun Trust Mortgage Inc., as Servicer <F1>

99.4 Aggregate Statement of Principal and Interest Distributions to Certificate Holders<F2>

<F1>  Filed herewith.

<F2> Previously filed.